Form 10-K
period 2024-12-31
BBCMS Mortgage Trust 2023-C22
filed 2025-03-14
CIK 1994342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Rhino Retail Portfolio 2 Mortgage Loan, the Skorpios Industrial Mortgage Loan and the Marriott Philadelphia West Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

KeyBank National Association is the primary servicer of certain mortgage loans serviced under the Pooling and Servicing Agreement, the Healthcare Trust MOB Portfolio Mortgage Loan and the Skorpios Industrial Mortgage Loan. As a result, KeyBank National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by KeyBank National Association in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the primary servicer of the CX – 250 Water Street Mortgage Loan and the 60 Hudson Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

33.35       Computershare Trust Company, National Association, as Custodian of the Healthcare Trust MOB Portfolio Mortgage Loan (see Exhibit 33.4)

33.36       Park Bridge Lender Services LLC, as Operating Advisor of the Healthcare Trust MOB Portfolio Mortgage Loan

33.37       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Skorpios Industrial Mortgage Loan (see Exhibit 33.1)

33.38       KeyBank National Association, as Primary Servicer of the Skorpios Industrial Mortgage Loan (see Exhibit 33.6)

33.39       Rialto Capital Advisors, LLC, as Special Servicer of the Skorpios Industrial Mortgage Loan (see Exhibit 33.2)

33.40       Computershare Trust Company, National Association, as Trustee of the Skorpios Industrial Mortgage Loan (Omitted. See Explanatory Notes.)

33.41       Computershare Trust Company, National Association, as Custodian of the Skorpios Industrial Mortgage Loan (see Exhibit 33.4)

33.42       Park Bridge Lender Services LLC, as Operating Advisor of the Skorpios Industrial Mortgage Loan (see Exhibit 33.36)

33.43       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Marriott Philadelphia West Mortgage Loan (see Exhibit 33.1)

33.44       Rialto Capital Advisors, LLC, as Special Servicer of the Marriott Philadelphia West Mortgage Loan (see Exhibit 33.2)

33.45       Computershare Trust Company, National Association, as Trustee of the Marriott Philadelphia West Mortgage Loan (Omitted. See Explanatory Notes.)

33.46       Computershare Trust Company, National Association, as Custodian of the Marriott Philadelphia West Mortgage Loan (see Exhibit 33.4)

33.47       Park Bridge Lender Services LLC, as Operating Advisor of the Marriott Philadelphia West Mortgage Loan (see Exhibit 33.36)

33.48       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Rhino Retail Portfolio 2 Mortgage Loan (see Exhibit 33.1)

33.49       3650 REIT Loan Servicing LLC, as Special Servicer of the Rhino Retail Portfolio 2 Mortgage Loan

33.50       Computershare Trust Company, National Association, as Trustee of the Rhino Retail Portfolio 2 Mortgage Loan (Omitted. See Explanatory Notes.)

33.51       Computershare Trust Company, National Association, as Custodian of the Rhino Retail Portfolio 2 Mortgage Loan (see Exhibit 33.4)

33.52       BellOak, LLC, as Operating Advisor of the Rhino Retail Portfolio 2 Mortgage Loan

33.53       Wells Fargo Bank, National Association, as Primary Servicer of the CX – 250 Water Street Mortgage Loan

33.54       Argentic Services Company LP, as Special Servicer of the CX – 250 Water Street Mortgage Loan

33.55       Computershare Trust Company, National Association, as Trustee of the CX – 250 Water Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.56       Computershare Trust Company, National Association, as Custodian of the CX – 250 Water Street Mortgage Loan (see Exhibit 33.4)

33.57       BellOak, LLC, as Operating Advisor of the CX – 250 Water Street Mortgage Loan (see Exhibit 33.52)

33.58       CoreLogic Solutions, LLC, as Servicing Function Participant of the CX – 250 Water Street Mortgage Loan

33.59       Wells Fargo Bank, National Association, as Primary Servicer of the 60 Hudson Mortgage Loan (see Exhibit 33.53)

33.60       Argentic Services Company LP, as Special Servicer of the 60 Hudson Mortgage Loan (see Exhibit 33.54)

33.61       Computershare Trust Company, National Association, as Trustee of the 60 Hudson Mortgage Loan (Omitted. See Explanatory Notes.)

33.62       Computershare Trust Company, National Association, as Custodian of the 60 Hudson Mortgage Loan (see Exhibit 33.4)

33.63       BellOak, LLC, as Operating Advisor of the 60 Hudson Mortgage Loan (see Exhibit 33.52)

33.64       CoreLogic Solutions, LLC, as Servicing Function Participant of the 60 Hudson Mortgage Loan (see Exhibit 33.58)

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

34.35       Computershare Trust Company, National Association, as Custodian of the Healthcare Trust MOB Portfolio Mortgage Loan (see Exhibit 34.4)

34.36       Park Bridge Lender Services LLC, as Operating Advisor of the Healthcare Trust MOB Portfolio Mortgage Loan

34.37       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Skorpios Industrial Mortgage Loan (see Exhibit 34.1)

34.38       KeyBank National Association, as Primary Servicer of the Skorpios Industrial Mortgage Loan (see Exhibit 34.6)

34.39       Rialto Capital Advisors, LLC, as Special Servicer of the Skorpios Industrial Mortgage Loan (see Exhibit 34.2)

34.40       Computershare Trust Company, National Association, as Trustee of the Skorpios Industrial Mortgage Loan (Omitted. See Explanatory Notes.)

34.41       Computershare Trust Company, National Association, as Custodian of the Skorpios Industrial Mortgage Loan (see Exhibit 34.4)

34.42       Park Bridge Lender Services LLC, as Operating Advisor of the Skorpios Industrial Mortgage Loan (see Exhibit 34.36)

34.43       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Marriott Philadelphia West Mortgage Loan (see Exhibit 34.1)

34.44       Rialto Capital Advisors, LLC, as Special Servicer of the Marriott Philadelphia West Mortgage Loan (see Exhibit 34.2)

34.45       Computershare Trust Company, National Association, as Trustee of the Marriott Philadelphia West Mortgage Loan (Omitted. See Explanatory Notes.)

34.46       Computershare Trust Company, National Association, as Custodian of the Marriott Philadelphia West Mortgage Loan (see Exhibit 34.4)

34.47       Park Bridge Lender Services LLC, as Operating Advisor of the Marriott Philadelphia West Mortgage Loan (see Exhibit 34.36)

34.48       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Rhino Retail Portfolio 2 Mortgage Loan (see Exhibit 34.1)

34.49       3650 REIT Loan Servicing LLC, as Special Servicer of the Rhino Retail Portfolio 2 Mortgage Loan

34.50       Computershare Trust Company, National Association, as Trustee of the Rhino Retail Portfolio 2 Mortgage Loan (Omitted. See Explanatory Notes.)

34.51       Computershare Trust Company, National Association, as Custodian of the Rhino Retail Portfolio 2 Mortgage Loan (see Exhibit 34.4)

34.52       BellOak, LLC, as Operating Advisor of the Rhino Retail Portfolio 2 Mortgage Loan

34.53       Wells Fargo Bank, National Association, as Primary Servicer of the CX – 250 Water Street Mortgage Loan

34.54       Argentic Services Company LP, as Special Servicer of the CX – 250 Water Street Mortgage Loan

34.55       Computershare Trust Company, National Association, as Trustee of the CX – 250 Water Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.56       Computershare Trust Company, National Association, as Custodian of the CX – 250 Water Street Mortgage Loan (see Exhibit 34.4)

34.57       BellOak, LLC, as Operating Advisor of the CX – 250 Water Street Mortgage Loan (see Exhibit 34.52)

34.58       CoreLogic Solutions, LLC, as Servicing Function Participant of the CX – 250 Water Street Mortgage Loan

34.59       Wells Fargo Bank, National Association, as Primary Servicer of the 60 Hudson Mortgage Loan (see Exhibit 34.53)

34.60       Argentic Services Company LP, as Special Servicer of the 60 Hudson Mortgage Loan (see Exhibit 34.54)

34.61       Computershare Trust Company, National Association, as Trustee of the 60 Hudson Mortgage Loan (Omitted. See Explanatory Notes.)

34.62       Computershare Trust Company, National Association, as Custodian of the 60 Hudson Mortgage Loan (see Exhibit 34.4)

34.63       BellOak, LLC, as Operating Advisor of the 60 Hudson Mortgage Loan (see Exhibit 34.52)

34.64       CoreLogic Solutions, LLC, as Servicing Function Participant of the 60 Hudson Mortgage Loan (see Exhibit 34.58)

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

35.14       Rialto Capital Advisors, LLC, as Special Servicer of the Knoll Ridge Apartments Mortgage Loan (see Exhibit 35.2)

35.15       KeyBank National Association, as Primary Servicer of the Healthcare Trust MOB Portfolio Mortgage Loan (see Exhibit 35.4)

35.16       LNR Partners, LLC, as Special Servicer of the Healthcare Trust MOB Portfolio Mortgage Loan

35.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Skorpios Industrial Mortgage Loan (see Exhibit 35.1)

35.18       KeyBank National Association, as Primary Servicer of the Skorpios Industrial Mortgage Loan (see Exhibit 35.4)

35.19       Rialto Capital Advisors, LLC, as Special Servicer of the Skorpios Industrial Mortgage Loan (see Exhibit 35.2)

35.20       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Marriott Philadelphia West Mortgage Loan (see Exhibit 35.1)

35.21       Rialto Capital Advisors, LLC, as Special Servicer of the Marriott Philadelphia West Mortgage Loan (see Exhibit 35.2)

35.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Rhino Retail Portfolio 2 Mortgage Loan (see Exhibit 35.1)

35.23       3650 REIT Loan Servicing LLC, as Special Servicer of the Rhino Retail Portfolio 2 Mortgage Loan (Omitted. See Explanatory Notes.)

35.24       Wells Fargo Bank, National Association, as Primary Servicer of the CX – 250 Water Street Mortgage Loan

35.25       Argentic Services Company LP, as Special Servicer of the CX – 250 Water Street Mortgage Loan

35.26       Wells Fargo Bank, National Association, as Primary Servicer of the 60 Hudson Mortgage Loan (see Exhibit 35.24)

35.27       Argentic Services Company LP, as Special Servicer of the 60 Hudson Mortgage Loan (see Exhibit 35.25)

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

/s/ Daniel Schmidt

Daniel Schmidt, Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 13, 2025